Form 10-Q
period 2002-06-30
AECOM MERGER CORP
filed 2002-08-16
CIK 1166775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

Commission File Number 333-82516

AECOM MERGER CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2988014 (I.R.S. Employer Identification No.)

555 South Flower Street, Suite 3700
Los Angeles, California 90071
(213) 593-8000
(Address of principal executive offices, including zip code and telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☐  No  ☒

Number of shares of common stock outstanding at June 30, 2002: 200

AECOM MERGER CORPORATION

2

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

AECOM MERGER CORPORATION

CONSOLIDATED BALANCE SHEET
June 30, 2002

Assets—Cash	$200

Shareholders’ Equity
Common Stock, $.001 par value, authorized 1,000 shares, issued and outstanding 200 shares	$—
Additional Paid-in-Capital	200

$200

1.  Organization and Purpose—AECOM Merger Corporation (the Company) was incorporated in Delaware on February 6, 2002 for the purpose of facilitating a merger between the Company’s wholly owned subsidiary, AECOM Merger Subsidiary Corporation (Subsidiary), and AECOM Technology Corporation (AECOM), a related company. Subject to the approval of the stockholders of AECOM and an initial public offering by the Company, Subsidiary will merge with AECOM and all of the outstanding common stock and convertible preferred stock of AECOM will be exchanged for new class A common stock and convertible preferred stock of the Company. The Company conducted no operations during the period from its formation through June 30, 2002.

2.  Shareholders’ Equity—The Company is authorized to issue 1,000 shares of $0.001 par value common stock. Officers of AECOM have acquired 200 shares in exchange for $200.

3.  Basis of Consolidation—The consolidated balance sheet includes the accounts of the Company and the Company’s wholly-owned subsidiary. All intercompany accounts have been eliminated in consolidation.

3

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company conducted no operations during the period from its formation through June 30, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company’s sole asset is $200 in cash and the Company conducted no operations during the period from its formation through June 30, 2002.

PART II—OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

2.1
Agreement and Plan of Merger among AECOM Technology Corporation, AECOM Merger Corporation and AECOM Merger Subsidiary Corporation (included as Annex A to the proxy statement/prospectus constituting a part of Registration Statement No. 333-82516 and incorporated herein by reference).

3.1	Certificate of Incorporation of AECOM Merger Corporation (filed as an exhibit to Registration Statement No. 333-82516 and incorporated herein by reference).

3.2	Bylaws of AECOM Merger Corporation (filed as an exhibit to Registration Statement No. 333-82516 and incorporated herein by reference).

(b)  Reports on Form 8-K

None

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AECOM MERGER CORPORATION

By:	/s/ GLENN R. ROBSON
Glenn R. Robson Senior Vice President and Chief Financial Officer

Date: August 14, 2002

5