Form 10-K
period 2002-09-30
AECOM MERGER CORP
filed 2002-12-26
CIK 1166775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 333-82516

AECOM MERGER CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	75-2988014
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 South Flower Street, Suite 3700
Los Angeles, California 90071
(213) 593-8000
(Address of principal executive offices, including zip code and telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: Zero. All stock is held by affiliates.

Number of shares of common stock outstanding at December 20, 2002: 200

Documents incorporated by reference: None.

AECOM MERGER CORPORATION

Part I

Item 1.    Business

We were incorporated in Delaware on February 6, 2002 for the purpose of facilitating a merger between our wholly owned subsidiary, AECOM Merger Subsidiary Corporation, and AECOM Technology Corporation, with AECOM Technology Corporation being the surviving corporation. The purpose of the merger is to facilitate AECOM Technology Corporation becoming a publicly traded company. AECOM Technology Corporation obtained approval for the merger from its stockholders on July 9, 2002 at a special stockholders meeting. The merger, however, will not become effective until, and only if, we consummate an initial public offering of our common stock.

Upon the effectiveness of the merger, all of the outstanding common stock and convertible preferred stock of AECOM Technology Corporation will be exchanged for our class A common stock and convertible preferred stock, respectively. Directly following the merger, we plan to merge AECOM Technology Corporation with and into us. At that time, we plan to change our name to AECOM Technology Corporation. After the merger, we intend to offer shares of our class B common stock to the public.

We conducted no operations during the period from our formation through September 30, 2002.

Item 2.    Properties

We do not own or lease any property.

I tem 3.    Legal Proceedings

We are not a party to any material legal proceedings.

It em 4.    Submission of Maters to a Vote of Security Holders

We did not submit any matter to our security holders during the last quarter of this fiscal year.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

No established public trading market exists for our common stock. As of December 20, 2002, we had two stockholders. We have not paid or declared any dividends on our common stock.

On February 8, 2002, we sold 100 shares of our common stock, par value $.001 per share, to each of Richard G. Newman and Joseph A. Incaudo for $200 in cash, or $1 per share. These shares of common stock were issued pursuant to an exemption from registration under Rule 504 of the Securities Act of 1933, as amended. The offering had net proceeds less than $1 million and we offered no other securities within the 12 months before and during the offering of the common stock.

Item 6.    Selected Financial Data

The Company conducted no operations during the period from its formation through September 30, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company conducted no operations during the period from its formation through September 30, 2002.

Ite m 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s sole asset is $200 in cash and the Company conducted no operations during the period from its formation through September 30, 2002.

Ite m 8.    Financial Statements and Supplementary Data

See Item 15(a) of this report on Form 10-K.

Ite m 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part    III

Item 10.     Directors and Executive Officers of the Registrant

Name	Age	Position
Richard G. Newman	68	Chief Executive Officer, Director
Joseph A. Incaudo	61	Executive Vice President
Glenn R. Robson	40	Chief Financial Officer
Francis S.Y. Bong	60	Director
H. Frederick Christie	69	Director
John W. Downer	66	Director
S. Malcolm Gillis	61	Director
Robert J. Lowe	62	Director
Joan A. Payden	70	Director
William P. Rutledge	60	Director

Richard G. Newman has been the Chief Executive Officer and director of the Company since its formation. Mr. Newman has been a director and Chief Executive Officer of AECOM since May 1991. He served as a director of Ashland Technology Corporation, which became AECOM in April 1990, from February 1989, and was appointed President in December 1998. Mr. Newman relinquished the office of President as of March 1, 2000 but retained the position of Chairman and Chief Executive Officer. Previously, he was President and Chief Operating Officer of Daniel Mann Johnson & Mendenhall (“DMJM”) from October 1985 to December 1988 and a Corporate Vice President or Vice President of DMJM from 1977 to October 1985. Mr. Newman is also a director of Southwest Water Company, Sempra Energy Corporation and 13 mutual funds under Capital Research and Management Company.

Joseph A. Incaudo has been Executive Vice President of the Company since its formation. Mr. Incaudo was named Vice Chairman of AECOM in May 2002. Prior to his appointment as Vice Chairman, Mr. Incaudo served as Executive Vice President and Chief Financial Officer since December 1988. He also served as Chief Administrative Officer from December 1995 to March 2000. From January 1986 to December 1988, Mr. Incaudo was Administrative Vice President, Chief Financial Officer and Treasurer of AECOM. Mr. Incaudo served as Administrative Vice President, Treasurer and Chief Financial Officer of Ashland Professional and Technical Services Group from October 1985 to January 1986 and has served as Treasurer of DMJM since March 1983. Mr. Incaudo is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Glenn R. Robson joined the Company and AECOM in May 2002 as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Robson worked at Morgan Stanley & Co. Incorporated for twelve years, serving most recently as a Managing Director in the Investment Banking Division. Mr. Robson started his career as a business consultant for the consulting firm of McKinsey & Company.

Francis S. Y. Bong has been a Director of the Company since its formation. Mr. Bong was named to the Board of Directors of AECOM with the merger of AECOM and Guy Maunsell International Limited effective as of May 4, 2002. He serves as Chairman for our operations throughout Asia and Australia. Prior to the merger, Mr. Bong was Chairman and Chief Executive of Maunsell Consultants Asia Holding Ltd. From 1997 to 2000 and he served as Managing Director of the same firm from 1987 to 1966. Mr. Bong started with Maunsell in 1975.

H. Frederick Christie has been a Director of the Company since its formation. Mr. Christie was named to the Board of Directors of AECOM effective as of August 1, 1990. From 1987 until his retirement in 1989, Mr. Christie served as President and Chief Executive Officer of The Mission Group, where he was responsible for all the non-utility subsidiaries of SCEcorp., the parent company of Southern California Edison Company. Mr. Christie served as President and Director of Southern California Edison Company from November 1984 until September 1987, after having previously served as Executive Vice President and Treasurer. He is also a director of 19 mutual funds under Capital Research and Management Company, Valero LLP, IHOP Corp., Southwest Water Company and Ducommun Incorporated.

John W. Downer has been a Director of the Company since its formation. Mr. Downer was named to the Board of Directors of AECOM effective as of May 4, 2002. He serves as a special consultant to AECOM with a focus on our global operations. Mr. Downer served as Group Chief Executive of Maunsell and its predecessor firms from 1989 to 1998, at which time he was appointed Chairman. Mr. Downer has held increasingly responsible officerships with the Maunsell Group since he started with that firm in 1963 and was Managing Director in Asia from 1969 to 1998, during which time Maunsell grew to become the largest consulting engineering firm in Asia.

S. Malcolm Gillis has been a Director of the Company since its formation. Dr. Gillis was named to the Board of Directors of AECOM effective as of January 20, 1998. Dr. Gillis has been President of Rice University since July 1993. Before assuming the presidency of Rice, Dr. Gillis served at Duke University from 1984 to 1993, where he served as Dean of the Faculty of Arts and Sciences from 1991 to 1993, and Harvard University, where he did extensive teaching and consulting in the area of international economics from 1969 to 1984, with particular emphasis on Latin America and Asia, working with heads of state on economic policy issues. Dr. Gillis serves as a Director of the Federal Reserve Bank of Dallas. Dr. Gillis also serves on the Boards of various educational and charitable organizations and government commissions and committees.

Robert J. Lowe has been a Director of the Company since its formation. Mr. Lowe was named to the Board of Directors of AECOM effective as of February 18, 1993. Mr. Lowe is Chairman and Chief Executive Officer of Lowe Enterprises, Inc. and its affiliated companies. He was the principal founding shareholder in 1972 of the corporation that became Lowe Enterprises, Inc. Mr. Lowe also serves on the board of Claremont McKenna College and on the boards of various charitable organizations and government commissions and committees.

Joan A. Payden has been a Director of the Company since its formation. Ms. Payden was named to the Board of Directors of AECOM effective as of February 18, 1997. Ms. Payden is President and Chief Executive Officer of Payden & Rygel, an investment advisory firm that focuses on the management of global institutional assets for its clients. Ms. Payden founded the company in 1983 and she is currently the majority shareholder. Ms. Payden also serves on the Board of Directors of the Automobile Club of Southern California.

William P. Rutledge has been a Director of the Company since it formation. Mr. Rutledge was named to the Board of Directors of AECOM effective November 29, 1998. Mr. Rutledge currently serves as Chairman of Communications & Power Industries of Palo Alto, California. Mr. Rutledge was President and Chief Executive Officer of Allegheny Teledyne, Inc. from August 1996 until his retirement in 1997. Mr. Rugtledge also serves on the Board of Directors of First Federal Bank in Santa Monica, California, Computer Sciences Corporation in El Segundo, California and Sempra Energy Corporation, San Diego, California, and on the Board of Trustees of Lafayette College, KCET Public Television, Saint John’s Health Center and the World Affairs Council of Los Angeles.

Item 11.     Executive Compensation

The Company paid no reportable compensation to its executive officers from the date of its formation through September 30, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of all of our common stock as of December 20, 2002. We have not issued any options or other rights to purchase or convert into our common stock. Each stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.

	Number of shares of common stock	Percentage of Ownership
Richard G. Newman	100 Shares	50%
Chief Executive Officer, Director
555 S. Flower Street, Suite 3700
Los Angeles, CA 90071

Joseph A. Incaudo	100 Shares	50%
Executive Vice President
555 S. Flower Street, Suite 3700
Los Angeles, CA 90071

Item 13.     Certain Relationships and Related Transactions

None.

Item 14.    Controls and Procedures

In the ninety-day period before the filing of this report, our chief executive officer and chief financial officer (the “certifying officers”) evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluations, that our disclosure controls and procedures are effective for us.

No significant changes in our internal controls or other factors were detected that could significantly affect our internal controls subsequent to the date when the internal controls were evaluated.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.	Financial Statements: Report of Independent Auditors and Consolidated Balance Sheet of AECOM Merger Corporation as of September 30, 2002 on pages F 1 and F-2

2.	Financial Statement Schedules: None.

3.	Exhibits: The exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by reference.

(b)  Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM MERGER CORPORATION

Date: December 23, 2002	By:	/s/ RICHARD G. NEWMAN
Richard G. Newman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2002	By:	/s/ RICHARD G. NEWMAN
Richard G. Newman Chief Executive Officer and Director

Date: December 23, 2002	By:	/s/ GLENN R. ROBSON
Glenn R. Robson Chief Financial Officer

Date: December 23, 2002	By:	/s/ DENNIS W. TONS
Dennis W. Tons Controller

Date: December 22, 2002	By:	/s/ FRANCIS S. Y. BONG
Francis S. Y. Bong Director

Date: December 22, 2002	By:	/s/ H. FREDERICK CHRISTIE
H. Frederick Christie Director

Date: December , 2002	By:
John W. Downer Director

Date: December 23, 2002	By:	/s/ S. MALCOLM GILLIS
S. Malcolm Gillis Director

Date: December 23, 2002	By:	/s/ ROBERT J. LOWE
Robert J. Lowe Director

Date: December , 2002	By:
Joan A. Payden Director

Date: December 20, 2002	By:	/s/ WILLIAM P. RUTLEDGE
William P. Rutledge Director

CERTIFICATION

I, Richard G. Newman, certify that:

1. I have reviewed this annual report on Form 10-K of AECOM Merger Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ RICHARD G. NEWMAN
Richard G. Newman Chief Executive Officer and Director

CERTIFICATION

I, Glenn R. Robson, certify that:

1. I have reviewed this annual report on Form 10-K of AECOM Merger Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ GLENN R. ROBSON
Glenn R. Robson Chief Financial Officer

SU PPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURUSANT TO SECTION 12 OF THE ACT

AECOM Merger Corporation has not, and does not intend to, send an annual report covering the last fiscal year or proxy material to security holders.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
AECOM Merger Corporation

We have audited the accompanying consolidated balance sheet of AECOM Merger Corporation as of September 30, 2002. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of AECOM Merger Corporation at September 30, 2002 in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

Los Angeles, California
December 17, 2002

F-1

AECOM MERGER CORPORATION

CONSOLIDATED BALANCE SHEET

September 30, 2002

Assets—Cash	$200

Shareholders’ Equity
Common Stock, $.001 par value, authorized 1,000 shares, issued and outstanding 200 shares	$—
Additional paid in capital	200

$200

1.
Organization and Purpose—AECOM Merger Corporation (the Company) was incorporated in Delaware on February 6, 2002 for the purpose of facilitating a merger between the Company’s wholly owned subsidiary, AECOM Merger Subsidiary Corporation (Subsidiary), and AECOM Technology Corporation (AECOM), a related company. Subject to the approval of the stockholders of AECOM (for which said approval has been obtained) and an initial public offering by the Company, Subsidiary will merge with AECOM and all of the outstanding common stock and convertible preferred stock of AECOM will be exchanged for new class A common stock and convertible preferred stock of the Company. The Company conducted no operations during the period from its formation through September 30, 2002.

2.	Shareholders’ Equity—The Company is authorized to issue 1,000 shares of $0.001 par value common stock. Officers of AECOM have acquired 200 shares in exchange for $200.

3.	Basis of Consolidation—The consolidated balance sheet includes the accounts of the Company and the Company’s wholly-owned subsidiary. All intercompany accounts have been eliminated in consolidation.

F-2

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. The Company’s Commission file number is 333-82516.

Exhibit No.	Description of Document

2.1.1	Agreement and Plan of Merger among AECOM Technology Corporation, AECOM Merger Corporation and AECOM Merger Subsidiary Corporation (1)

3.1	Certificate of Incorporation of AECOM Merger Corporation (1)

3.2	Bylaws of AECOM Merger Corporation (1)

4.1	Form of Stock Certificate for Class B Common Stock (1)

4.2	Form of Stock Certificate for Class A-1, Class A-2 and Class A-3 Common Stock (1)

4.3	Form of Stock Certificate for Convertible Preferred Stock (1)

4.4	Agreement regarding long-term debt instruments (1)

21.1	Subsidiary of AECOM Merger Corporation (1)

(1)	Incorporated by reference herein from our Registration Statement on Form S-4 (No. 333-82516)